Form 10-Q
period 2008-06-30
AFH Holding III, Inc.
filed 2008-08-19
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2008:

5,355,000 shares of common stock, par value $0.001 per share

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1 - F-5
Item 2.	Management’s Discussion and Analysis or Plan of Operation	1
Item 3. Item 4T.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures	3 3

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	4
Item 1A. Item 2.	Risk Factors Unregistered Sale of Equity Securities and Use of Proceeds	4 4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits	5

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

AFH HOLDING III, INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008

AFH HOLDING III, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholder’s Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING III, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
JUNE 30, 2008
(Unaudited)

June 30, 2008
(Unaudited)

ASSETS

Due from Parent	$710,000

Total assets	$710,000

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitment and contingencies	$—

Stockholder's equity:

Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	—

Common stock, $.001 par value, authorized 100,000,000 shares, 5,355,000 issued and outstanding	$5,355

Additional paid in capital	711,666

Deficit accumulated	(7,021)

Total stockholder's equity	710,000

Total liabilities and stockholder's equity	$710,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

		For the six months ended June 30, 2008	For the three months ended June 30, 2008	For the period of April 16, 2007 (Inception) through June 30, 2007	For the period 16-Apr-07 (Inception) through June 30, 2008
Income
Revenue		$—	$—		$—
Expenses		$—	$—		—
General and Administrative		$—	$—	$(5,000)	(7,021)
Net (Loss)	$		$—	$(5,000)	$(7,021)

Basic and Diluted (Loss) Per Share		$(.00)	$(.00)	(.00)	$(.00)
Weighted average shares outstanding (basic and diluted)		5,079,973	5,159,945	5,000,000	5,032,930

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF STOCKHOLDER’S EQUITY
For the period from April 16, 2007 (Inception) to June 30, 2008
(Unaudited)

Issuance of Common Stock	Stock	Amount	APIC	Deficit	Total
Balance April 16, 2007	-	$-	$-	$-	$-
Net Loss at December 31, 2007	-	-	-	(7,021)	(7,021)
Contributed Capital for Service	-	-	2,021	-	2,021
Shares Issued in Lieu of Expenses	5,000,000	$5,000	$-	$-	$5,000
Balance at December 31, 2007	5,000,000	5,000	2,021	(7,021)	-
	355,000	355	709,645)	-	-
Net Loss at June 30, 2008	-	-	-	-	-

	5,355,000	$5,355	$711,666)	$(7,021)	$710,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2008	For the period April 16, 2007 (Inception) through June 30, 2007	For the period April 16, 2007 (Inception) through June 30, 2008
Cash flows from operating activities
Net Loss	—	(5,000)	$(7,021)
Shares issued in lieu of expenses paid	—	5,000	5,000

Contributed Capital For Services	—		2,021

Cash flows used in operating activities	—	—	—

Net increase in cash	—	—	—

Cash, beginning of period	—	—	—

Cash, end of period	—	—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Proceeds held by Parent	$710,000		$710,000

Cash paid during the period for:
Interest	—	—	—
Income taxes	—	—	—

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008, and from the date of inception (April 16, 2007) through June 30, 2008, and cash flows for the six months ended June 30, 2008 from the date of inception (April 16, 2007) through June 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended June 30, 2008 of $7,271. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

NOTE 4 - SHAREHOLDERS’ EQUITY

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

In February 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. From February 1, 2008 to March 12, 2008, the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000.

Item 2.                      Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

AFH Holding III, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Delaware on April 16, 2007, and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 939, Beverly Hills, CA 90212. Since the Company’s inception, it has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on October 5, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. Since the effective date of the Company’s Form 10-SB, the Company has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

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

GOING CONCERN

The financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended June 30, 2008 of $7,021. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

In February 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. From February 1, 2008 to March 12, 2008, the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.                      Controls and Procedures.

Evaluation of Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2008.

Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A. Risk Factors.

N/A.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement Offering

In February 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. From February 1, 2008 to March 12, 2008, the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Exhibit No.	Description

31.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 19, 2008
AFH Holding III, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President
(Principal Executive Officer)
(Principal Financial Officer)

Exhibit No.	Description

31.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002