Form 10-Q
period 2008-09-30
AFH Holding III, Inc.
filed 2008-11-14
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 14, 2008, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.                      Financial Statements.

AFH HOLDING III, INC.
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2008
(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
Due from Parent	$710,000

Total assets	$710,000		$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commitment and contingencies	$—		$—

Stockholders’ equity:

Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	—		—

Common stock, $.001 par value, authorized 100,000,000 shares, 5,355,000 issued and outstanding	5,355		5,000

Additional paid in capital	711,666		2,021

Deficit accumulated during the development stage	(7,021)		(7,021)

Total stockholders’ equity	710,000		—

Total liabilities and stockholders’ equity	710,000		—

	$	$

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the nine months ended September 30, 2008	For the period April 16, 2007 (Inception) through September 30, 2007		For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the period April 16, 2007 (Inception) through September 30, 2008

Revenue	$-	$		$-	$-	$—
Expenses	$-	$		$-	$-	$—
General and Administrative	$-		$(5,000)	$-	$-	$(7,021)
Total Expenses	$-		$(5,000)	$-	$-	$(7,021)
Net Loss			5,000			7,021
Basic and Diluted (Loss) Per Share	$(.00)		$(.00)	$(.00)	$(.00)	$(.00)
Weighted average shares outstanding (basic and diluted)	5,171,648		5,000,000	5,355,000	5,000,000	5,088,083

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S EQUITY
For the period from April 16, 2007 (Inception) to September 30, 2008
(Unaudited)

Issuance of Common Stock	Stock	Amount	APIC	Deficit	Total
Balance April 16, 2007	-	$-	$-	$-	$-
Net Loss at December 31, 2007	-	-	-	(7,021)	(7,021)
Contributed Capital for Service	-	-	2,021	-	2,021
Shares Issued in Lieu of Expenses	5,000,000	$5,000	$-	$-	$5,000
Balance at December 31, 2007	5,000,000	5,000	2,021	(7,021)	-
Shares Issued	355,000	355	709,645)	-	-
Net Loss at September 30, 2008	-	-	-	-	-

	5,355,000	$5,355	$711,666)	$(7,021)	$710,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(a Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2008	For the period April 16, 2007 (Inception) through September 30, 2007	For the period April 16, 2007 (Inception) through September 30, 2008
Cash flows from operating activities
Net Loss	—	(5,000)	$(7,021)
Shares issued in lieu of expenses paid	—	5,000	5,000

Contributed Capital For Services	—		2,021

Cash flows used in operating activities	—	—	—

Net increase in cash	—	—	—

Cash, beginning of period	—	—	—

Cash, end of period	—	—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Proceeds held by Parent	$710,000		$710,000

Cash paid during the period for:
Interest	—	—	—
Income taxes	—	—	—

The accompanying notes are an integral part of these financial statements

AFH HOLDING III, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and from the date of inception (April 16, 2007) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 from the date of inception (April 16, 2007) through September 30, 2007 and 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended September 30, 2008 of $7,071. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended September 30, 2008 of $7,021. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

At September 30, 2008, the Company had an accumulated deficit of $710,000compared to $0 at December 31, 2007, and there is doubt as to the Company’s ability to continue as a going concern.

For the three and nine month periods ending September 30, 2008 and 2007, and for the period from April 16, 2007 (Inception) to September 30, 2008, the Company had no activities that produced revenues from operations.

For the three month periods ended September 30, 2008 and 2007, the Company had a net loss of $0, respectively. From the Company’s date of inception (April 16, 2007) to September 30, 2008, the Company had a net loss of $7,021, compared to a net loss of $5,000 from the Company’s date of inception to September 30, 2007. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on October 5, 2007.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, the Company had total assets of $710,000 and $0 respectively. At September 30, 2008 and December 31, 2007, the Company had no liabilities.

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

The Company intends to fund its operations for the next 12 months with the net proceeds of its private placement of securities discussed below.

In February 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. From October 5, 2007 to March 12, 2008, the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates may be obligated to pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. The Company inte4nds to make payments if a business combination occurs, which may consist of cash or a portion of the stock in the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T.                      Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

The Company is not a party to any legal proceeding nor has any knowledge of any pending claim.

Item 1A. Risk Factors.

N/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement Offering

In February 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to the exceptions of the registration requirements of the Securities Act of 1933, as amended, afforded the company under Rule 506 of Regulation D promulgated thereunder due to the fact that such issuance did not involve a public offering of securities. From October 5, 2007 to March 12, 2008, the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000. The Company used the net proceeds of the foregoing sales to fund operations.

Item 3.                      Defaults upon Senior Securities.

None

 Item 4.                      Submission of Matters to a Vote of Security Holders.

None

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

Dated: November 14, 2008
AFH Holding III, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President
(Principal Executive Officer)
(Principal Financial Officer)