Form 10-Q
period 2009-03-31
AFH Holding III, Inc.
filed 2009-05-15
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
T: (732) 530-9007
F: (732) 530-9008
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 7, 2009, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2009

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through March 31, 2009 (Unaudited)	3

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through March 31, 2009 (Unaudited)	4

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through March 31, 2009 (Unaudited)	5

Notes to Financial Statements	6-8

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008

ASSETS
Due from Parent	$710,000	$710,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$3,050	$1,800
Due to Parent	1,750	1,750

Total Liabilities	4,800	3,550

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,355,000 Issued and Outstanding	5,355	5,355
Additional Paid-In-Capital	711,666	711,666
Deficit Accumulated During Development Stage	(11,821)	(10,571)

Total Stockholders' Equity	705,200	706,450

Total Liabilities and Stockholders' Equity	$710,000	$710,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2009 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(10,571)	(10,571)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(1,250)	(1,250)

Balance - March 31, 2009	5,355,000	$5,355	$711,666	$(11,821)	$705,200

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2009	2008	March 31, 2009

Revenues	$—	$—	$—

Expenses
General and Administrative	1,250	—	11,821

Total Expenses	$1,250	$—	$11,821

Net Loss	$(1,250)	$—	$(11,821)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,355,000	5,151,978	5,199,069

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2009	2008	March 31, 2009

Cash Flows from Operating Activities

Net Loss	$(1,250)	$—	$(11,821)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	1,250	—	3,050

Net Cash Flows from Operating Activities	—	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$461,000	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

As a blank check company, the Company’s business is to pursue a business combinationthrough acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

The condensed financial statements of AFH Holding III, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

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

Financial Instruments
The Company’s financial instruments consist of due from majority stockholder, accrued expenses and due to majority stockholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.
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
Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $11,821 at March 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due from Parent
Due from Parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority stockholder of the Company. There are no repayment terms.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2008, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Quarterly Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2009, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended March 31, 2009 of $11,821.  The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

For the period ending March 31, 2009 and the period from April 16, 2007 (Inception) to March 31, 2009, Registrant has had no activities that produced revenues from operations.

For the quarter ended March 31, 2009, the Registrant had operating expenses of $1,250. For the period from April 16, 2007 (Inception) to March 31, 2009, the Registrant had operating expenses of $11,821. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At March 31, 2009, the Registrant had $0 in cash on hand and total assets of $710,000.  Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in February 2008. The Registrant’s current liabilities as of March 31, 2009 totaled $4,800 which comprised of $3,050 in Accrued Expenses and $1,750 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan.  The loan does not have any repayment terms.  The Company has not generated any revenues since its inception.  In their report for the fiscal year ended December 31, 2008, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.  The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

In February 2008, the Registrant commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per Share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act) pursuant to the exemption from the registration requirements of the Securities Act afforded the Registrant Company under Rule 506 of Regulation D under the Securities Act due to the fact that it did not involve a public offering of securities.  From February 1, 2008 to March 12, 2008, the Registrant sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Registrant sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The Registrant increased the size of the Offering as permitted. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000. The Registrant intends to use the net proceeds of the Offering to pursue an acquisition of an operating company and working capital purposes. These funds are held by the Company's parent.

 The following is a summary of the Registrant's cash flows from operating, investing, and financing activities:

For the Cumulative Period from April 16, 2007 (Inception) to March 31, 2009

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Registrant is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Registrant that may reasonably result in any legal proceedings.

Item 1A.  Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-Q. Readers are encouraged to review these risks carefully before making any investment decision.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On April 16, 2007, the Registrant issued 5,000,000 shares of Common Stock to AFH Holding & Advisory, LLC, which is controlled by our sole officer and director, Amir F. Heshmatpour, for an aggregate purchase price equal to $5,000. The Registrant sold these shares of Common Stock under the exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded the Registrant by Section 4(2) of the Securities Act in light of the fact that the offering did not involve a public offering of securities.

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

31.1
Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2009
AFH Holding III, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director
(Principal Executive Officer)
(Principal Financial Officer)