Form 10-K
period 2009-12-31
AFH Holding III, Inc.
filed 2010-03-31
CIK 1406980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-52849

AFH Holding III, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1365024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd.
Suite 700
Beverly Hills, CA 90212
(Address of principal executive offices)

Issuer’s telephone number:	(310) 492-9898
Issuer’s facsimile number:	(310) 492-9926

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of March 31, 2010, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

TABLE OF CONTENTS

ITEM		PAGE NO.

PART I
Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A(T).	Controls and Procedures.
Item 9B.	Other Information.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership and Certain Beneficial Owners And Management’s and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.

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

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2009, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2009, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated net loss from April 16, 2007 (inception) through the period ended December 31, 2009 of $19,724.  The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

For the year ending December 31, 2009 and the period from April 16, 2007 (Inception) to December 31, 2009, the Registrant has had no activities that produced revenues from operations.

For the year ending December 31, 2009 and 2008, the Registrant had a net loss of $9,153 and $3,550, respectively. For the period from April 16, 2007 (Inception) to December 31, 2009, the Registrant had a net loss of $19,724, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

For the year ending December 31, 2009 and 2008, the Registrant had operating expenses of $9,153 and $3,550, respectively. For the period from April 16, 2007 (Inception) to December 31, 2009, the Registrant had operating expenses of $19,724. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At December 31, 2009, the Registrant had cash on hand of $0 and total assets equal to $710,000.  Such assets consist of monies held  by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in February 2008. The Registrant’s current liabilities as of December 31, 2009 totaled $12,703 which comprised of Accrued Expenses and amounts due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan.  The loan does not have any repayment terms.  The Company has not generated any revenues since its inception.  In their report for the fiscal year ended December 31, 2009 the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.  The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

For the Cumulative Period from April 16, 2007 (Inception) to December 31, 2009

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2009

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2009 and 2008	F-2

Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2009	F-3

Statements of Operations for the Years Ended December 31, 2009 and 2008, and for the Period from Date of Inception (April 16, 2007) through December 31, 2009	F-4

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008, and for the Period from Date of Inception (April 16, 2007) through December 31, 2009	F-5

Notes to Financial Statements	F-6 – F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Holding III, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, CA 90212

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheets of AFH Holding III, Inc. ("the Entity") as of December 31, 2009 and 2008, and the related statements of operations, stockholder's deficit, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from inception through December 31, 2009. AFH Holding III, Inc.?s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Entity is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding III, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and the period from inception through December 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Entity's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EFP Rotenberg, LLP
Rochester, New York
March 31, 2010

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

December 31,	2009	2008

ASSETS
Due from Parent	$710,000	$710,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$10,953	$1,800
Due to Parent	1,750	1,750

Total Liabilities	12,703	3,550

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,355,000 Issued and Outstanding	5,355	5,355
Additional Paid-In-Capital	711,666	711,666
Deficit Accumulated During Development Stage	(19,724)	(10,571)

Total Stockholders' Equity	697,297	706,450

Total Liabilities and Stockholders' Equity	$710,000	$710,000

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2009

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	$5,355	$711,666	$(19,724)	$697,297

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2009	2008	December 31, 2009

Revenues	$—	$—	$—

Expenses
General and Administrative	5,138	3,550	15,709
Interest	15		15

Total Expenses	5,153	3,550	15,724

Net Loss for the Period Before Taxes	(5,153)	(3,550)	(15,724)

Franchise Tax	4,000	—	4,000

Net Loss for the Period After Taxes	$(9,153)	$(3,550)	$(19,724)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,355,000	5,302,141	5,242,340

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2009	2008	December 31, 2009

Cash Flows from Operating Activities

Net Loss	$(9,153)	$(3,550)	$(19,724)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	9,153	1,800	10,953

Net Cash Flows from Operating Activities	—	(1,750)	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	1,750	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$710,000	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Holding III, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on April 16, 2007.  The Company is 100% owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of AFH Holding III, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

- continued -

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies – continued
Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 (prior authoritative literature, FAS No. 128 “Earnings Per Share”) by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 (prior authoritative literature, FAS No. 109, “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Financial Instruments

The Company’s financial instruments consist of cash and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $19,724 at December 31, 2009.

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

Note F -	Stock Transactions and Due from Parent

In February 2008, the Company commenced a private placement (the “Offering”) of up to 350,0000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act.

From February 1, 2008 to March 12, 2008 the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000.  From April 8, 2008 to April 28, 2008 the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000.  The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000.

Note G -	Subsequent Events
Subsequent events were evaluated through March 31, 2010, the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of AFH Holding III, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•  Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•  Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2009:

Name	Age	Position

Amir F. Heshmatpour	43	President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial/Accounting Officer)

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

Since the date the Registrant Form 10-SB went effective through December 31, 2009, neither Amir F. Heshmatpour, the Registrant’s sole executive officer and director and beneficial owner of more than 10% of Common Stock nor any other person owning 5% or more of the Registrant’s issued and outstanding common stock, have filed the required forms under Section 16(a) of the Exchange Act therein reflecting their beneficial ownership of the Registrant’s shares due to the fact that there is no market for the Registrant’s common stock. The reporting persons have not consummated any transactions with regards to their ownership of the Registrant’s common stock.  Upon the consummation of a transaction with a private company, such persons intend to file the appropriate Section 16(a) forms.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period April 16, 2007 (inception) to December 31, 2009, no director expenses were incurred.

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

Name and Address	Common Stock Amount Beneficially Owned	Percentage of Class (1)

Amir F. Heshmatpour (2) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212 (President and Director)	5,000,000	93.4%

All Officers and Directors as a Group (1 Person)	5,000,000	93.4%
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

(2)
Represents shares of the Registrant's common stock owned by AFH Holding and Advisory, LLC located at 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212.  As the sole member of AFH Advisory, Mr. Heshmatpour is deemed to be the beneficial owner of these shares of the Registrant's common stock.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by EFP Rotenberg LLP, as successor by merger to Rotenberg & Co., LLP, has served as our principal accountant for our audit of annual financial statements included in our Form 10-K Annual Report, and review of financial statements included in our Form 10-Q quarterly reports and or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Year	Amount
2009	$3,550
2008	$3,550

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2009	$0
2008	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Year	Amount
2009	$0
2008	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2009	$0
2008	$0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Holding III, Inc.

Dated: March 31, 2010	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary and Sole Director	March 31, 2010
Amir F. Heshmatpour	(Principal Executive Officer) (Principal Financial/Accounting Officer)