Form 10-Q
period 2010-09-30
AFH Holding III, Inc.
filed 2010-11-15
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 15, 2010, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2010

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-1

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through September 30, 2010 (Unaudited)	F-2

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Period from Date of Inception (April 16, 2007) through September 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from Date of Inception (April 16, 2007) through September 30, 2010 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

	AFH HOLDING III, INC.
	(A DEVELOPMENT STAGE COMPANY)
	(A DELAWARE CORPORATION)
	Beverly Hills, CA

	BALANCE SHEETS

		(Unaudited)
		September 30,	December 31,
		2010	2009

	ASSETS
	Due from Parent	$710,000	$710,000

	LIABILITIES AND STOCKHOLDERS' EQUITY

	Liabilities
	Accrued Expenses	$775	$10,953
	Due to Parent	20,626	1,750

	Total Liabilities	21,401	12,703

	Stockholders' Equity
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,355,000 Issued and Outstanding	5,355	5,355
	Additional Paid-In-Capital	711,666	711,666
	Deficit Accumulated During Development Stage	(28,422)	(19,724)

	Total Stockholders' Equity	688,599	697,297

	Total Liabilities and Stockholders' Equity	$710,000	$710,000

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2010 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	5,355	711,666	(19,724)	697,297

Net Loss for the Period	—	—	—	(8,698)	(8,698)

Balance - September 30, 2010	5,355,000	$5,355	$711,666	$(28,422)	$688,599

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2010	2009	2010	2009	September 30, 2010

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	3,013	3,175	775	1,025	18,722
Interest	85	15	—	15	100

Total Expenses	$3,098	$3,190	$775	$1,040	$18,822

Net Loss for the Period Before Taxes	$(3,098)	$(3,190)	$(775)	$(1,040)	$(18,822)

Franchise Tax	$5,600	$75	$—	$75	$9,600

Net Loss for the Period After Taxes	$(8,698)	$(3,265)	$(775)	$(1,115)	$(28,422)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,355,000	5,355,000	5,355,000	5,355,000	5,266,672

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2010	2009	September 30, 2010

Cash Flows from Operating Activities

Net Loss	$(8,698)	$(3,265)	$(28,422)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(10,178)	3,265	775

Net Cash Flows from Operating Activities	(18,876)	—	(20,626)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	18,876	—	20,626

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$710,000	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $28,422 at September 30, 2010.

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

Note F	Stock Transactions and Due from Parent
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

- continued -

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note F	Stock Transactions and Due from Parent – continued
From February 1, 2008 to March 12, 2008 the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000.  From April 8, 2008 to April 28, 2008 the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000.  The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000.  These funds are held by the Company's parent.

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

At September 30, 2010, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended September 30, 2010 of $28,422.  The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At September 30, 2010 and December 31, 2009, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at September 30, 2010 and December 31, 2009 were $21,401 and $12,703, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting fees for second quarter.

Stockholders’ Deficit

At September 30, 2010, the Company had a stockholders’ deficit of $28,422 compared to $19,724 at December 31, 2009. The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended September 30, 2010 and 2009, the Company had a net loss of $775 and $1,115, respectively. For the nine month periods ended September 30, 2010 and 2009, the Company had a net loss of $8,698 and $3,265, respectively. From April 16, 2007 (Inception) to September 30, 2010, the Company had a net loss of $28,422.

Expenses

For the three months ended September 30, 2010, the Company had expenses of $775, compared to $1,115 for the three month period ended September 30, 2009. The decrease was due to the Company’s streamline of accounting and filing costs.  For the nine months ended September 30, 2010, the Company had expenses of $8,698, compared to $3,265 for the nine month period ended September 30, 2009. This increase was primarily due to franchise taxes of $5,600.  For the period from April 16, 2007 (Inception) to September 30, 2010, the Registrant had operating expenses of $28,422 (includes franchise tax of $9,600). These expenses were due to accounting, audit, franchise tax and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At September 30, 2010, the Registrant had $0 in cash on hand and total assets of $710,000.  Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in February 2008. The Registrant’s current liabilities as of September 30, 2010, totaled $21,401 which comprised of $775 in Accrued Expenses and $20,626 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan.  The loan does not have any repayment terms.  The Company has not generated any revenues since its inception.  In their report for the fiscal year ended December 31, 2009, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.  The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended		For the Period April 16, 2007 (Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Net Cash Used in Operating Activities	$(18,876)	$—	$(20,626)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	$18,876	$—	$20,626

Net Effect on Cash	$—	$—	$—

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

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended September 30, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 15, 2010

AFH HOLDING III, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)