Form 10-K
period 2010-12-31
AFH Holding III, Inc.
filed 2011-03-31
CIK 1406980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of March 31, 2011, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide risk factors.

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

ITEM 4.  RESERVED

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

Holders

As of the date of this filing, there are 72 holders of the Registrant’s Common Stock.

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2010.

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

For the year ending December 31, 2010 and the period from April 16, 2007 (Inception) to December 31, 2010, the Registrant has had no activities that produced revenues from operations.

For the year ending December 31, 2010 and 2009, the Registrant had a net loss of $9,467 and $9,153, respectively. For the period from April 16, 2007 (Inception) to December 31, 2010, the Registrant had a net loss of $29,191, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

For the year ending December 31, 2010 and 2009, the Registrant had operating expenses of $9,467 and $9,153, respectively. For the period from April 16, 2007 (Inception) to December 31, 2010, the Registrant had operating expenses of $29,191. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At December 31, 2010, the Registrant had cash on hand of $0 and total assets equal to $710,000.  Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in February 2008. The Registrant’s current liabilities as of December 31, 2010 totaled $22,170 which comprised of Accrued Expenses and amounts due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan.  The loan does not have any repayment terms.  The Company has not generated any revenues since its inception.  In their report for the fiscal year ended December 31, 2010 the Registrant’s auditors expressed their doubt as to our ability to continue as a going concern.  The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

 The following is a summary of the Registrant's cash flows from operating, investing, and financing activities:

For the Cumulative Period from April 16, 2007 (Inception) to December 31, 2010

Operating activities	$(20,626)
Investing activities	$0
Financing activities	$20,626

Net effect on cash	$0

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2010

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2010 and 2009	F-2

Statements of Changes in Stockholder’s Equity for the Period from Date of Inception (April 16, 2007) through December 31, 2010	F-3

Statements of Operations for the Years Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010	F-4

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010	F-5

Notes to Financial Statements	F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Holding III, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, CA 90212

We have audited the accompanying balance sheets of AFH Holding III, Inc. as of December 31, 2010 and 2009, and the related statements of  operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (April 16, 2007) through December 31, 2010. AFH Holding III, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding III, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (April16, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg

EFP Rotenberg, LLP
Rochester, New York
March 31, 2011

	AFH HOLDING III, INC.
	(A DEVELOPMENT STAGE COMPANY)
	(A DELAWARE CORPORATION)
	Beverly Hills, CA

	BALANCE SHEETS

	December 31,	2010	2009

	ASSETS
	Due from Parent	$710,000	$710,000

	LIABILITIES AND STOCKHOLDERS' EQUITY

	Liabilities
	Accrued Expenses	$1,544	$10,953
	Due to Parent	20,626	1,750

	Total Liabilities	22,170	12,703

	Stockholders' Equity
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,355,000 Issued and Outstanding	5,355	5,355
	Additional Paid-In-Capital	711,666	711,666
	Deficit Accumulated During Development Stage	(29,191)	(19,724)

	Total Stockholders' Equity	687,830	697,297

	Total Liabilities and Stockholders' Equity	$710,000	$710,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2010

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	5,355	711,666	(19,724)	697,297

Net Loss for the Period	—	—	—	(9,467)	(9,467)

Balance - December 31, 2010	5,355,000	$5,355	$711,666	$(29,191)	$687,830

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2010	2009	December 31, 2010

Revenues	$—	$—	$—

Expenses
General and Administrative	3,782	5,138	19,491
Interest	85	15	100

Total Expenses	3,867	5,153	19,591

Net Loss for the Period Before Taxes	(3,867)	(5,153)	(19,591)

Franchise Tax	5,600	4,000	9,600

Net Loss for the Period After Taxes	$(9,467)	$(9,153)	$(29,191)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,355,000	5,355,000	5,272,665

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2010	2009	December 31, 2010

Cash Flows from Operating Activities

Net Loss	$(9,467)	$(9,153)	$(29,191)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(9,409)	9,153	1,544

Net Cash Flows from Operating Activities	(18,876)	—	(20,626)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	18,876	—	20,626

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FASB ASC 915.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $29,191 at December 30, 2010.

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

- continued -

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note F -	Stock Transactions and Due from Parent – continued

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

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm because we are a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2010:

Name	Age	Position

Amir F. Heshmatpour	44	President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial/Accounting Officer)

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010, and written representations that no other reports were required, the Company believed that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year or prior fiscal years.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant does not have a Code of Ethics due to the Registrant’s status as a shell company with no operations or revenues and only one individual who serve as the Registrant’s officer and/or director.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period April 16, 2007 (inception) to December 31, 2010, no director expenses were incurred.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by EFP Rotenberg LLP, has served as our principal accountant for our audit of annual financial statements included in our Form 10-K Annual Report, and review of financial statements included in our Form 10-Q quarterly reports and or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Year	Amount
2010	$2,500
2009	$3,550

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2010	$0
2009	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Year	Amount
2010	$0
2009	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2010	$0
2009	$0

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding III, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2010 and 2009

Statements of Changes in Stockholder’s Equity for the Period from Date of Inception (April 16, 2007) through December 31, 2010

Statements of Operations for the Years Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009, and for the Period from Date of Inception (April 16, 2007) through December 31, 2010

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)

3.2	By-Laws (1)

31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 5, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Holding III, Inc.

Dated: March 31, 2011	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary and Sole Director	March 31, 2011
Amir F. Heshmatpour	(Principal Executive Officer) (Principal Financial/Accounting Officer)