Form 10-Q
period 2011-09-30
AFH Holding III, Inc.
filed 2011-11-14
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 14, 2011, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010

	Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2011 (Unaudited)

	Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from Date of Inception (April 16, 2007) through September 30, 2011 (Unaudited)

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Cumulative Period from Date of Inception (April 16, 2007) through September 30, 2011 (Unaudited)

	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

SIGNATURES		11

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2011

AFH HOLDING III, INC.
(A Development Stage Company)
(A DELAWARE Corporation)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	1

Statement of Changes in Stockholders’ Deficit for the Period
from Date of Inception (April 16, 2007) through September 30, 2011 (Unaudited)	2

Statements of Operations for the Three and Nine Months Ended September 30, 2011
and 2010 and for the Cumulative Period from Date of Inception (April 16, 2007)
to September 30, 2011 (Unaudited)	3

Statements of Cash Flows for the Nine Months Ended September 30, 2011
and 2010 and for the Cumulative Period from Date of Inception (April 16, 2007)
to September 30, 2011 (Unaudited)	4

Notes to Financial Statements	5-8

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS AT SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	(Unaudited)
	September 30,	December 31,
	2011	2010

ASSETS
Due from Parent	$710,000	$710,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$7,872	$1,544
Due to Parent	22,170	20,626

Total Liabilities	30,042	22,170

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,355,000 Issued and Outstanding	5,355	5,355
Additional Paid-In-Capital	711,666	711,666
Deficit Accumulated During Development Stage	(37,063)	(29,191)

Total Stockholders' Equity	679,958	687,830

Total Liabilities and Stockholders' Equity	$710,000	$710,000

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2011 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	5,355	711,666	(19,724)	697,297

Net Loss for the Period	—	—	—	(9,467)	(9,467)

Balance - December 31, 2010	5,355,000	5,355	711,666	(29,191)	687,830

Net Loss for the Period	—	—	—	(7,872)	(7,872)

Balance - September 30, 2011	5,355,000	$5,355	$711,666	$(37,063)	$679,958

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE CUMULATIVE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2011 (UNAUDITED)

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2011	2010	2011	2010	September 30, 2011

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	4,159	3,013	1,763	775	23,650
Interest	—	85	—	—	100

Total Expenses	$4,159	$3,098	$1,763	$775	$23,750

Net Loss for the Period Before Taxes	$(4,159)	$(3,098)	$(1,763)	$(775)	$(23,750)

Franchise Tax	$3,713	$5,600	$—	$—	$13,313

Net Loss for the Period After Taxes	$(7,872)	$(8,698)	$(1,763)	$(775)	$(37,063)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,355,000	5,355,000	5,355,000	5,355,000	5,286,463

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE CUMULATIVE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2011 (UNAUDITED)

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2011	2010	September 30, 2011

Cash Flows from Operating Activities

Net Loss	$(7,872)	$(8,698)	$(37,063)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	6,328	(10,178)	7,872

Net Cash Flows from Operating Activities	(1,544)	(18,876)	(22,170)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	1,544	18,876	22,170

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$710,000	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260 by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is anti-dilutive.

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

Note D -      Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $37,063 at September 30, 2011.

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

Note F -      Stock Transactions and Due from Parent

In February 2008, the Company commenced a private placement (the “Offering”) of up to 350,000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act.

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

At September 30, 2011, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended September 30, 2011 of $37,063.  The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At September 30, 2011 and December 31, 2010, the Company had no cash and due from parent of $710,000.

Liabilities

The Company’s total current liabilities at September 30, 2011 and December 31, 2010 were $30,042 and $22,170, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting fees for second quarter.

Stockholders’ Deficit

At September 30, 2011, the Company had a stockholders’ deficit of $37,063 compared to $29,191 at December 31, 2010. The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended September 30, 2011 and 2010, the Company had a net loss of $1,763 and $775, respectively. For the nine month periods ended September 30, 2011 and 2010, the Company had a net loss of $7,872 and $8,698, respectively. From April 16, 2007 (Inception) to September 30, 2011, the Company had a net loss of $37,063.

Expenses

For the three months ended September 30, 2011, the Company had expenses of $1,763 compared to $775 for the three month period ended September 30, 2010. This increase was primarily due to additional XBRL costs of $1,000. For the nine months ended September 30, 2011, the Company had expenses of $7,872, compared to $8,698 for the nine month period ended September 30, 2010. The decrease was due to the Company’s streamline of accounting and filing costs. For the period from April 16, 2007 (Inception) to September 30, 2011, the Registrant had operating expenses of $37,063 (includes franchise tax of $13,313). These expenses were due to accounting, audit, franchise tax and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.
Liquidity and Capital Resources

At September 30, 2011, the Registrant had $0 in cash on hand and total assets of $710,000.  Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in February 2008. The Registrant’s current liabilities as of September 30, 2011, totaled $30,042 which comprised of $7,872 in accrued expenses and $22,170 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan.  The loan does not have any repayment terms.  The Company has not generated any revenues since its inception.  In their report for the fiscal year ended December 31, 2010, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.  The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended		For the Period April 16, 2007 (Inception) to

	September 30, 2011	September 30, 2010	September 30, 2011
Net Cash Used in Operating Activities	$(1,544)	$(18,876)	$(22,170)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	$1,544	$18,876	$22,170

Net Effect on Cash	$—	$—	$—

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended September 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

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

Dated: November 14, 2011

AFH HOLDING III, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)