Form 10-Q
period 2012-03-31
AFH Holding III, Inc.
filed 2012-05-15
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

As of May 15, 2012, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2012

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	F-1

Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through March 31, 2012 (Unaudited)	F-2

Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through March 31, 2012 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through March 31, 2012 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011

ASSETS
Due from Parent	$710,000	$710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$5,018	$9,634
Due to Parent	31,804	22,170

Total Liabilities	36,822	31,804

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,355,000 Issued and Outstanding	5,355	5,355
Additional Paid-In-Capital	711,666	711,666
Deficit Accumulated During Development Stage	(43,843)	(38,825)

Total Stockholders’ Equity	673,178	678,196

Total Liabilities and Stockholders’ Equity	$710,000	$710,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2012 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	5,355	711,666	(19,724)	697,297

Net Loss	—	—	—	(9,467)	(9,467)

Balance - December 31, 2010	5,355,000	5,355	711,666	(29,191)	687,830

Net Loss	—	—	—	(9,634)	(9,634)

Balance - December 31, 2011	5,355,000	5,355	711,666	(38,825)	678,196

Net Loss	—	—	—	(5,018)	(5,018)

Balance - March 31, 2012	5,355,000	$5,355	$711,666	$(43,843)	$673,178

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2012	2011	March 31, 2012

Revenues	$—	$—	$—

Expenses
General and Administrative	2,518	1,633	27,930
Interest	—	—	100

Total Expenses	2,518	1,633	28,030

Net Loss for the Period Before Taxes	(2,518)	(1,633)	(28,030)

Franchise Tax	2,500	3,713	15,813

Net Loss for the Period After Taxes	$(5,018)	$(5,346)	$(43,843)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,355,000	5,355,000	5,293,385

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2012	2011	March 31, 2012

Cash Flows from Operating Activities

Net Loss	$(5,018)	$(5,346)	$(43,843)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(4,616)	3,802	5,018

Net Cash Flows from Operating Activities	(9,634)	(1,544)	(31,804)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	9,634	1,544	31,804

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies– continued

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $43,843 at March 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AFH Holding III, Inc. (“we”, “us”, “our” or the “Registrant”) was incorporated in the State of Delaware on April 16, 2007, and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212. Since the Registrant’s inception, it has been engaged in organizational efforts and obtaining initial financing. The Registrant was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Registrant filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on October 5, 2007, and since its effectiveness, the Registrant has focused its efforts to identify a possible business combination. Since the effective date of the Registrant’s Form 10-SB, the Registrant has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

Plan of Operation

The Registrant will attempt to locate and negotiate with a business entity for the combination of that target company with the Registrant. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the “business combination”). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. As of the date of this report, the Registrant has identified an undisclosed potential target company for a possible business combination. No assurances can be given that the Registrant will be successful in locating or negotiating with any target company.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Registrant may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Registrant has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Registrant’s securities may depress the market value of the Registrant’s securities in the future if such a market develops, of which there is no assurance. However, if the Registrant cannot effect a non-cash acquisition, the Registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Registrant would obtain any such equity funding.

The Registrant will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Registrant which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant’s shareholders at such time.

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

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2011, they expressed their doubt as to the Registrant’s ability to continue as a going concern. The financial statements included in this Quarterly Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2012, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended March 31, 2012 of $43,843. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At March 31, 2012 and December 31, 2011, the Company had no cash and no other assets, other than Due from Parent.

Liabilities

The Company’s total current liabilities at March 31, 2012 and December 31, 2011 were $36,822 and $31,804, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting , taxes and legal fees for second quarter.

Stockholders’ Deficit

At March 31, 2012, the Company had a stockholders’ deficit of $43,843 compared to $38,825 at December 31, 2011. The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended March 31, 2012 and 2011, the Company had a net loss of $5,018 and $5,346, respectively. From April 16, 2007 (Inception) to March 31, 2012, the Company had a net loss of $43,843.

Expenses

For the three months ended March 31, 2012, the Company had expenses of $5,018, compared to $5,346 for the three month period ended March 31, 2011. The decrease was due to the Company’s decrease in Delaware franchise tax. For the period from April 16, 2007 (Inception) to March 31, 2012, the Registrant had accumulated deficit of $43,843. This deficit was due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At March 31 2012 the Registrant had $0 in cash on hand and total assets of $710,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in February 2008. The Registrant’s current liabilities as of March 31, 2012 totaled $36,822 which comprised of $5,018 in Accrued Expenses and $31,804 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan. The loan does not have any repayment terms. The Company has not generated any revenues since its inception. In their report for the fiscal year ended December 31, 2011, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern. The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.
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

In February 2008, the Registrant commenced a private placement (the “Offering”) of up to 350,000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per Share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act) pursuant to the exemption from the registration requirements of the Securities Act afforded the Registrant Company under Rule 506 of Regulation D under the Securities Act due to the fact that it did not involve a public offering of securities. From February 1, 2008 to March 12, 2008, the Registrant sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Registrant sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The Registrant increased the size of the Offering as permitted. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000. The Registrant intends to use the net proceeds of the Offering to pursue an acquisition of an operating company and working capital purposes. These funds are held by the Company’s parent.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

	For the Three Months Ended		For the Period April 16, 2007 (Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
Net Cash Used in Operating Activities	$(9,634)	$(1,544)	$(31,804)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	9,634	1,544	31,804

Net Effect on Cash	$—	$—	$—

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended March 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Registrant is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Registrant that may reasonably result in any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information.

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

In February 2008, the Registrant commenced a private placement (the “Offering”) of up to 350,000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act). From February 1, 2008 to March 12, 2008, the Registrant sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Registrant sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The Registrant increased the size of the Offering as permitted. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000. The Registrant intends to use the net proceeds of this offering to pursue an acquisition of a private company and working capital purposes. The Registrant sold these shares of Common Stock under the exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded the Registrant under Section 4(2) and Rule 506 of Regulation D under the Securities Act in light of the fact that the offering did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

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
Dated: May 15, 2012

AFH HOLDING III, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial and Accounting Officer)