Form 10-Q
period 2012-06-30
AFH Holding III, Inc.
filed 2012-08-14
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of August 14, 2012, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
JUNE 30, 2012

3

AFH HOLDING III, INC.
(A Development Stage Company)
(A DELAWARE Corporation)
Beverly Hills, CA

Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	1

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through June 30, 2012 (Unaudited)	2

Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through June 30, 2012 (Unaudited)	3

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through June 30, 2012 (Unaudited)	4

Notes to Financial Statements	5-8

4

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS
Due from Parent	$710,000	$710,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$6,846	$9,634
Due to Parent	31,804	22,170

Total Liabilities	38,650	31,804

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,355,000 Issued and Outstanding	5,355	5,355
Additional Paid-In-Capital	711,666	711,666
Deficit Accumulated During Development Stage	(45,671)	(38,825)

Total Stockholders' Equity	671,350	678,196

Total Liabilities and Stockholders' Equity	$710,000	$710,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2012 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	5,355	711,666	(19,724)	697,297

Net Loss	—	—	—	(9,467)	(9,467)

Balance - December 31, 2010	5,355,000	5,355	711,666	(29,191)	687,830

Net Loss	—	—	—	(9,634)	(9,634)

Balance - December 31, 2011	5,355,000	5,355	711,666	(38,825)	678,196

Net Loss	—	—	—	(6,846)	(6,846)

Balance - June 30, 2012	5,355,000	$5,355	$711,666	$(45,671)	$671,350

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(April 16, 2007)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	4,346	2,396	1,828	763	29,758
Interest	—	—	—	—	100

Total Expenses	$4,346	$2,396	$1,828	$763	$29,858

Net Loss for the Period Before Taxes	(4,346)	(2,396)	(1,828)	(763)	(29,858)

Franchise Tax	2,500	3,713	—	—	15,813

Net Loss for the Period After Taxes	(6,846)	(6,109)	(1,828)	(763)	(45,671)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,355,000	5,355,000	5,355,000	5,355,000	5,296,331

The accompanying notes are an integral part of these financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2012	2011	June 30, 2012

Cash Flows from Operating Activities

Net Loss	$(6,846)	$(6,109)	$(45,671)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(2,788)	4,565	6,846

Net Cash Flows from Operating Activities	(9,634)	(1,544)	(31,804)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	9,634	1,544	31,804

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $45,671 at June 30, 2012.

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

F-8

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

At June 30, 2012, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended June 30, 2012 of $45,671. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At June 30, 2012 and December 31, 2011, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at June 30, 2012 and December 31, 2011 were $38,650 and $31,804, respectively, comprised of accrued expenses and due to parent. The increase in liabilities was due to accounting fees for second quarter.

Deficit Accumulated During Development Stage

At June 30, 2012, the Company had a stockholders’ deficit of $45,671 compared to $38,825 at December 31, 2011. The increase was due to increased liabilities and a net operating loss since inception.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended June 30, 2012 and 2011, the Company had a net loss of $1,828 and $763, respectively. For the six month periods ended June 30, 2012 and 2011, the Company had a net loss of $6,846 and $6,109, respectively. From April 16, 2007 (Inception) to June 30, 2012, the Company had a net loss of $45,671.

Expenses

For the three months ended June 30, 2012, the Company had expenses of $1,828, compared to $763 for the three month period ended June 30, 2011. For the six months ended June 30, 2012, the Company had expenses of $6,846, compared to $6,109 for the six month period ended June 30, 2011. This decrease was primarily due to Delaware state tax decrease. For the period from April 16, 2007 (Inception) to June 30, 2012, the Registrant had operating expenses of $45,671. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At June 30, 2012, the Registrant had $- in cash on hand and total assets of $710,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in February 2008. The Registrant’s current liabilities as of June 30, 2012 totaled $38,650 which comprised of $6,846 in Accrued Expenses and $31,804 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan. The loan does not have any repayment terms. The Company has not generated any revenues since its inception. In their report for the fiscal year ended December 31, 2011, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern. The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

	For the Six Months Ended		For the Period April 16, 2007 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
Net Cash Used in Operating Activities	$(9,634)	$(1,544)	$(31,804)
Net Cash Provided by Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$9,634	$1,544	$31,804
Net Effect on Cash	$—	$—	$—

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended June 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Registrant is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Registrant that may reasonably result in any legal proceedings.

Item 1A. Risk Factors.

As a smaller company we are not required to provide this information.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

Dated: August 14, 2012

AFH HOLDING III, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)

