Form 10-Q
period 2013-06-30
AFH Holding III, Inc.
filed 2013-08-14
CIK 1406980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of August 14, 2013, there were 5,355,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JUNE 30, 2013

3

AFH HOLDING III, INC.
(A Development Stage Company)
(A DELAWARE Corporation)
Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at June 30, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-8

4

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS
Deferred Expense - Related Party	$—	$710,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$2,189	$3,060
Due to Parent	45,143	37,710

Total Liabilities	47,332	40,770

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,355,000 Issued and Outstanding	5,355	5,355
Additional Paid-In-Capital	711,666	711,666
Deficit Accumulated During Development Stage	(764,353)	(47,791)

Total Stockholders' Equity	(47,332)	669,230

Total Liabilities and Stockholders' Equity	$—	$710,000

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2013 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	5,355	711,666	(19,724)	697,297

Net Loss	—	—	—	(9,467)	(9,467)

Balance - December 31, 2010	5,355,000	5,355	711,666	(29,191)	687,830

Net Loss	—	—	—	(9,634)	(9,634)

Balance - December 31, 2011	5,355,000	5,355	711,666	(38,825)	678,196

Net Loss	—	—	—	(8,966)	(8,966)

Balance - December 31, 2012	5,355,000	5,355	711,666	(47,791)	669,230

Net Loss	—	—	—	(716,562)	(716,562)

Balance - June 30, 2013	5,355,000	$5,355	$711,666	$(764,353)	$(47,332)

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING III, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
	For the Six Months Ended		For the Three Months Ended		Date of Inception (April 16, 2007)
	June 30,		June 30,		Through
	2013	2012	2013	2012	June 30, 2013

Revenues	$—	$—	$—	$—	$—

Expenses
Transaction Expenses	710,000	—	710,000	—	710,000
General and Administrative	2,859	4,346	1,189	1,828	34,737
Interest	—	—	—	—	100

Total Expenses	$712,859	$4,346	$711,189	$1,828	$744,837

Net Loss for the Period Before Taxes	(712,859)	(4,346)	(711,189)	(1,828)	(744,837)

Franchise Tax	3,703	2,500	—	—	19,516

Net Loss for the Period After Taxes	(716,562)	(6,846)	(711,189)	(1,828)	(764,353)

Loss per Share - Basic and Diluted	$(0.13)	$(0.00)	$(0.13)	$(0.00)	$(0.14)

Weighted Average Common Shares Outstanding	5,355,000	5,355,000	5,355,000	5,355,000	5,305,773

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2013	2012	June 30, 2013

Cash Flows from Operating Activities

Net Loss	$(716,562)	$(6,846)	$(764,353)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(871)	(2,788)	2,189

Net Cash Flows from Operating Activities	(717,433)	(9,634)	(755,143)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	717,433	9,634	755,143

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $764,353 at June 30, 2013.

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

From February 1, 2008 to March 12, 2008 the Company sold an aggregate of 230,500 Shares with gross proceeds of $461,000.  From April 8, 2008 to April 28, 2008 the Company sold an aggregate of 124,500 Shares with gross proceeds of $249,000.  The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000.  These funds were held by the Company’s parent for expenses in conjunction with a merger or target acquisition. The amount held by parent under the caption “Deferred Expenses-Related party” have been expensed during the period as there is no assurance as to if and when the funds will be expended in a future transaction for the parents time, legal and accounting fees. Any future transactions, acquisitions, or mergers will need more capital with a new PPM or lending through the parent to complete a transaction.

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

At June 30, 2013, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended June 30, 2013 of $764,353. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At June 30, 2013 the Company had no cash and no other assets, compared to no cash and $710,000 of assets at December 31, 2012.

Liabilities

The Company’s total current liabilities at June 30, 2013 and December 31, 2012 were $47,332 and $40,770, respectively, comprised of accrued expenses and due to parent. The increase in liabilities was due to accounting fees for second quarter.

Deficit Accumulated During Development Stage

At June 30, 2013, the Company had a stockholders’ deficit of $764,353 compared to $47,791 at December 31, 2012. The increase was due to increased liabilities and a net operating loss since inception.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended June 30, 2013 and 2012, the Company had a net loss of $711,189 and $1,828, respectively. For the six month periods ended June 30, 2013 and 2012, the Company had a net loss of $716,562 and $6,846, respectively. From April 16, 2007 (Inception) to June 30, 2013, the Company had a net loss of $764,353.

Expenses

For the three months ended June 30, 2013, the Company had expenses of $711,189, compared to $1,828 for the three month period ended June 30, 2012. For the six months ended June 30, 2013, the Company had expenses of $716,562, compared to $6,846 for the six month period ended June 30, 2013. This increase was primarily due to transaction costs expenses. For the period from April 16, 2007 (Inception) to June 30, 2013, the Registrant had operating expenses of $764,353. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement as well as transaction costs in relation to a potential merger.

Liquidity and Capital Resources

At June 30, 2013, the Registrant had $- in cash on hand and total assets of $0, as compared to $710,000 in total assets at June 30, 2012. The Registrant’s current liabilities as of June 30, 2013 totaled $47,332 which comprised of $2,189 in Accrued Expenses and $45,143 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan. The loan does not have any repayment terms. The Company has not generated any revenues since its inception. In their report for the fiscal year ended December 31, 2012, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern. The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

	For the Six Months Ended		For the Period April 16, 2007 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
Net Cash Used in Operating Activities	$(717,433)	$(9,634)	$(755,143)
Net Cash Provided by Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$717,433	$9,634	$755,143
Net Effect on Cash	$—	$—	$—

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended June 30, 2013 totaling $716,562 as well as an accumulated deficit since inception amounting to $764,353 and negative working capital of $764,353.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 14, 2013

AFH HOLDING III, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)

