Form 10-Q
period 2013-09-30
AFH Holding III, Inc.
filed 2013-11-14
CIK 1406980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-52849

AFH HOLDING III, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1365024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Wilshire Blvd. Suite 700 Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

(310) 492-9898
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of November 14, 2013, a total of 5,355,000 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
September 30, 2013

3

AFH HOLDING III, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at September 30, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Statements of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through September 30, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through September 30, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through September 30, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-8

4

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS - UNAUDITED

	September 30, 2013	December 31, 2012

ASSETS
Deferred Expense - Related Party	$—	$710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$3,289	$3,060
Due to Parent	45,143	37,710

Total Liabilities	48,432	40,770

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,355,000 Issued and Outstanding	5,355	5,355
Additional Paid-In-Capital	711,666	711,666
Deficit Accumulated During Development Stage	(765,453)	(47,791)

Total Stockholders’ Equity	(48,432)	669,230

Total Liabilities and Stockholders’ Equity	$—	$710,000

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2013 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	355,000	355	709,645	—	710,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,355,000	5,355	711,666	(10,571)	706,450

Net Loss	—	—	—	(9,153)	(9,153)

Balance - December 31, 2009	5,355,000	5,355	711,666	(19,724)	697,297

Net Loss for the Period	—	—	—	(9,467)	(9,467)

Balance - December 31, 2010	5,355,000	5,355	711,666	(29,191)	687,830

Net Loss for the Period	—	—	—	(9,634)	(9,634)

Balance - December 31, 2011	5,355,000	5,355	711,666	(38,825)	678,196

Net Loss for the Period	—	—	—	(8,966)	(8,966)

Balance - December 31, 2012	5,355,000	5,355	711,666	(47,791)	669,230

Net Loss for the Period	—	—	—	(717,662)	(717,662)

Balance - September 30, 2013	5,355,000	$5,355	$711,666	$(765,453)	$(48,432)

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013

Revenues	$—	$—	$—	$—	$—

Expenses
Transaction Expenses	710,000	—	—	—	710,000
General and Administrative	3,959	5,406	1,100	1,060	35,837
Interest	—	—	—	—	100

Total Expenses	$713,959	$5,406	$1,100	$1,060	$745,937

Net Loss for the Period Before Taxes	$(713,959)	$(5,406)	$(1,100)	$(1,060)	$(745,937)

Franchise Tax	$3,703	$2,500	$—	$—	$19,516

Net Loss for the Period After Taxes	$(717,662)	$(7,906)	$(1,100)	$(1,060)	$(765,453)

Loss per Share - Basic and Diluted	$(0.13)	$(0.00)	$(0.00)	$(0.00)	$(0.14)

Weighted Average Common Shares Outstanding	5,355,000	5,355,000	5,355,000	5,355,000	5,307,692

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING III, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2013	2012	September 30, 2013

Cash Flows from Operating Activities

Net Loss	$(717,662)	$(7,906)	$(765,453)

Write off of deferred Expenses - Related Parties	710,000	—	710,000

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	229	(1,728)	3,289

Net Cash Flows from Operating Activities	(7,433)	(9,634)	(45,143)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	7,433	9,634	45,143

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$710,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $765,453 at September 30, 2013.

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

In February 2008, the Company commenced a private placement (the “Offering”) of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical condensed consolidated financial statements. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “intend,” “anticipate,” “target,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

AFH Holding III, Inc. (“AFH Holding III, Inc.,” “we,” “us,” “our,” “the Registrant,” “the Company,” and “our Company”) was incorporated in the State of Delaware on April 16, 2007 and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 700, Beverly Hills, California, 90212. Since the Registrant’s inception, it has been engaged in organizational efforts and obtaining initial financing. The Registrant was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Registrant filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on October 5, 2007, and since its effectiveness, the Registrant has focused its efforts to identify a possible business combination. Since the effective date of the Registrant’s Form 10-SB, the Registrant has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

Plan of Operation

The Registrant will attempt to locate and negotiate with a business entity in order to create the business combination of that target company with the Registrant. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the “business combination”). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Registrant will be successful in locating or negotiating with any target company.

The Registrant has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, is already in operation, or is in essentially any stage of its business life. It is impossible to predict the status of any business in which the Registrant may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Registrant may offer.

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

Since our formation on April 16, 2007, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, operations, revenues, or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of the Company’s securities.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Registrant may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Registrant has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market, which may develop in the Registrant’s securities, may depress the market value of the Registrant’s securities in the future if such a market develops, of which there is no assurance. However, if the Registrant cannot effect a non-cash acquisition, the Registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Registrant would obtain any such equity funding.

The Registrant will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Registrant which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, and will include miscellaneous other terms. Any merger or acquisition effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant’s shareholders at such time.

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

At September 30, 2013, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (Inception) through the period ended September 30, 2013 of $765,453. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At September 30, 2013, the Company had no cash or other assets while at December 31, 2012, the Company had a due from parent of $710,000.

Liabilities

The Company’s total current liabilities at September 30, 2013 and December 31, 2012 were $48,432 and $40,770, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting and XBRL fees for third quarter.

Stockholders’ Deficit

At September 30, 2013, the Company had a stockholders’ equity (deficit) of ($48,432) compared to $669,230 at December 31, 2012. The decrease was due to increased liabilities and a net operating loss since inception.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended September 30, 2013 and 2012, the Company had a net loss of $1,100 and $1,060, respectively. For the nine month periods ended September 30, 2013 and 2012, the Company had a net loss of $717,662 and $7,906, respectively. From April 16, 2007 (Inception) to September 30, 2013, the Company had a net loss of $765,453.

Expenses

For the three months ended September 30, 2013, the Company had expenses of $1,100 compared to $1,060 for the three month period ended September 30, 2012. This increase in expenses was primarily due to additional XBRL costs. For the nine months ended September 30, 2013, the Company had expenses of $717,662, compared to $7,906 for the nine month period ended September 30, 2012. This increase in expenses was primarily due to transaction expenses in relation to a potential merger. For the period from April 16, 2007 (Inception) to September 30, 2013, the Registrant had operating expenses of $765,453 (includes franchise tax of $19,516). These expenses were due to accounting, audit, franchise tax and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007, annual and quarterly reports filed since the effectiveness of such registration statement and transactional expenses in relation to a potential merger.

Liquidity and Capital Resources

At September 30, 2013, the Registrant had $0 in cash on hand and total assets of $0. The Registrant’s current liabilities as of September 30, 2013, totaled $48,432 which comprised of $3,289 in accrued expenses and $45,143 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan. The loan does not have any repayment terms. In the report for the fiscal year ended December 31, 2012, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

The Company has not generated any revenues since its inception. In their report for the fiscal year ended December 31, 2012, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern. The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition or merger candidate, raise additional capital from the sale of common stock, receive additional paid-in capital from its shareholder and, ultimately, achieve significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

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

In February 2008, the Registrant commenced a private placement (the “Offering”) of up to 350,000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per Share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act) pursuant to the exemption from the registration requirements of the Securities Act afforded the Registrant Company under Rule 506 of Regulation D under the Securities Act due to the fact that it did not involve a public offering of securities. From February 1, 2008 to March 12, 2008, the Registrant sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Registrant sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The Registrant increased the size of the Offering as permitted. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000. The Registrant intends to use the net proceeds of the Offering to pursue an acquisition of an operating company and for working capital purposes.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

	For the Nine Months Ended		For the Period April 16, 2007 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

Net Cash Used in Operating Activities	$(7,433)	$(9,634)	$(45,143)
Net Cash Provided by Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$7,433	$9,634	$45,143
Net Effect on Cash	$—	$—	$—

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended September 30, 2013 totaling $717,662 as well as an accumulated deficit since inception amounting to $765,453 and negative working capital of $48,432.

Off-Balance Sheet Arrangements

Our Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH HOLDING III, INC.
(Registrant)

November 14, 2013	/s/ Amir F. Heshmatpour
Date	Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, and are not to be incorporated by reference into any filing of AFH Holding III, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

